Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2018-L1
filed 2025-03-27
CIK 1751743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

•   Green Loan Services LLC is the special servicer under the MSC 2018-MP trust and servicing agreement, pursuant to which the Millennium Partners Portfolio mortgage loan is serviced. On November 18, 2024, Wells Fargo Bank, National Association was replaced as special servicer under the MSC 2018-MP trust and servicing agreement and was succeeded by Green Loan Services LLC. Because Green Loan Services LLC is not the MSC 2018-L1 special servicer, is not affiliated with any sponsor and services only the Millennium Partners Portfolio mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Green Loan Services LLC, as MSC 2018-MP special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. In addition, because Wells Fargo Bank, National Association is not the MSC 2018-L1 special servicer, is not affiliated with any sponsor and serviced only the Millennium Partners Portfolio mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSC 2018-MP special servicer, constituted a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but did not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the UBS 2018-C13 pooling and servicing agreement, pursuant to which the Shelbourne Global Portfolio I mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2018-L1 special servicer, is not affiliated with any sponsor and services only Shelbourne Global Portfolio I mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as UBS 2018-C13 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.6     K-Star Asset Management LLC, as Special Servicer

33.7     Pentalpha Surveillance LLC, as Operating Advisor

33.8     KeyBank National Association, as Primary Servicer

33.9     Berkeley Point Capital LLC, as Primary Servicer

33.10  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.20  KeyBank National Association, as Master Servicer under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.21  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.23  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.24  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

33.25  Mount Street US (Georgia) LLP, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24)

33.26  Green Loan Services LLC, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 11/18/24 to 12/31/24)

33.27  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 11/17/24) (see Exhibit 33.10)

33.28  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 11/17/24) (see Exhibit 33.11)

33.29  KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.30  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24)

33.31  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.36  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.41  Wells Fargo Bank, National Association, as Custodian under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.42  Computershare Trust Company, National Association, as Servicing Function Participant under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.43  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.44  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.45  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.46  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6     K-Star Asset Management LLC, as Special Servicer

34.7     Pentalpha Surveillance LLC, as Operating Advisor

34.8     KeyBank National Association, as Primary Servicer

34.9     Berkeley Point Capital LLC, as Primary Servicer

34.10  Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.20  KeyBank National Association, as Master Servicer under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.21  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.23  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.24  CWCapital Asset Management LLC, as Special Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

34.25  Mount Street US (Georgia) LLP, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24)

34.26  Green Loan Services LLC, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 11/18/24 to 12/31/24)

34.27  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 11/17/24) (see Exhibit 34.10)

34.28  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 11/17/24) (see Exhibit 34.11)

34.29  KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.30  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24)

34.31  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.36  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.41  Wells Fargo Bank, National Association, as Custodian under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.42  Computershare Trust Company, National Association, as Servicing Function Participant under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.43  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.44  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.45  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.46  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6     K-Star Asset Management LLC, as Special Servicer

35.7     KeyBank National Association, as Primary Servicer

35.8     Berkeley Point Capital LLC, as Primary Servicer

35.9     Wells Fargo Bank, National Association, as Master Servicer under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.14  KeyBank National Association, as Master Servicer under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.15  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.17  KeyBank National Association, as Special Servicer under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.18  LNR Partners, LLC, as Special Servicer under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24)

35.19  Wells Fargo Bank, National Association, as Custodian under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the AMT 2018-AVM securitization, pursuant to which the following mortgage loans were serviced by such party: Aventura Mall (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.23  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-MP securitization, pursuant to which the following mortgage loans were serviced by such party: Millennium Partners Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.25  Wells Fargo Bank, National Association, as Custodian under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.26  Computershare Trust Company, National Association, as Servicing Function Participant under the COMM 2018-HOME securitization, pursuant to which the following mortgage loans were serviced by such party: The Gateway (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.28  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK16 securitization, pursuant to which the following mortgage loans were serviced by such party: Regions Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.29  Wells Fargo Bank, National Association, as Custodian under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.30  Computershare Trust Company, National Association, as Servicing Function Participant under the CD 2018-CD7 securitization, pursuant to which the following mortgage loans were serviced by such party: Zenith Ridge (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.31  Wells Fargo Bank, National Association, as Custodian under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.32  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2018-H3 securitization, pursuant to which the following mortgage loans were serviced by such party: Playa Largo (from 1/1/24 to 12/31/24) and Shoppes at Chino Hills (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.33  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.34  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C13 securitization, pursuant to which the following mortgage loans were serviced by such party: Shelbourne Global Portfolio I (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated October 12, 2018, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on October 23, 2018 under SEC File No. 333-206582-17 and incorporated by reference herein).

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

Date:  March 27, 2025